Form 10-Q
period 1996-03-31
GENERAL MEDICAL CORP /VA
filed 1996-05-13
CIK 880123

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

                   Commission file number 33-69874

                    GENERAL MEDICAL CORPORATION

    VIRGINIA                                 94-2640465
   (State of incorporation)                   (I.R.S. Employer
                                             Identification No.)

    8741 Landmark Road                        (804) 264-7500
    Richmond, Virginia 23228                  (Telephone Number)
   (Address of principal
    executive offices)

   Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of May 10, 1996, 1,000 shares of the registrant's Common Stock were outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

                                                March 31,         December 31,
                                                  1996               1995
ASSETS
Current assets:
  Cash and cash equivalents                   $   5,797          $   3,637
  Trade accounts receivable, net
    of reserves of $5,693 and $5,089,
    respectively                                199,329            202,528
  Inventories - merchandise                     170,480            163,558
  Prepaid expenses                                1,626              1,453

     Total current assets                       377,232            371,176

Property, plant and equipment                    43,182             41,152
  Accumulated depreciation                      (13,137)           (12,136)

Net property, plant and equipment                30,045             29,016
Excess of purchase price over net
  assets acquired, net                          253,726            255,407
Other assets                                     19,066             20,201

     TOTAL ASSETS                             $ 680,069          $ 675,800

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                            $ 160,716          $ 149,439
  Accrued liabilities                            21,187             26,169
  Accrued compensation                           11,811              8,435
  Accrued consolidation costs                     7,095              7,839
  Current maturities of long-term debt              900                905

     Total current liabilities                  201,709            192,787

Senior credit agreement                         200,000            207,812
Senior subordinated notes                       105,000            105,000
Subordinated pay-in-kind debentures              66,744             62,939
Deferred taxes                                      599                596
Other long-term liabilities                         901              1,022

Commitments and contingencies

Stockholder's equity:
  Preferred stock, no par value-authorized
    100,000 shares; none issued                      --                 --
  Common stock, $1 par value-authorized
    30,000,000 shares; 1,000 shares issued            1                  1
Additional paid-in capital                      149,077            149,076
Predecessor basis in accounting                 (20,814)           (20,814)
Retained deficit                                (23,148)           (22,619)

     Total stockholder's equity                 105,116            105,644
     TOTAL LIABILITIES AND STOCKHOLDER'S
       EQUITY                                 $ 680,069          $ 675,800

See notes to consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Operations
Three Months ended March 31,
(Unaudited)
(In thousands, except per share amounts)

                                                  1996               1995
Revenues:
  Sales                                       $ 418,223          $ 356,778
  Other income                                      679                293

                                                418,902            357,071

Cost of sales                                   342,417            288,335

Selling, general and
  administrative expenses                        63,497             55,961
Consolidation costs                                 401                870
Amortization of excess of purchase price
  over net assets acquired and other
  intangibles                                     1,901              2,919
Interest expense                                  9,985              9,289

Income(loss) before income taxes                    701               (303)

Income tax provision                                929                856

Net income(loss)                              $    (228)         $  (1,159)

See notes to consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Three Months ended March 31,
(Unaudited)
(In thousands)

                                                  1996               1995
Cash flows from operating activities:

Net loss from continuing operations                $   (228)     $  (1,159)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                       1,198            987
  Amortization of deferred interest                     776            723
  Amortization of deferred debenture interest         1,965          1,748
  Amortization of excess of purchase
    price over net assets acquired
    and other intangibles                             1,901          2,919
  Deferred income taxes                                   3           (486)
  Loss(gain) on sale of assets                         (120)            37
  Changes in assets and liabilities:
    Accounts receivable                               3,185            657
    Inventories                                      (7,026)        (4,586)
    Accounts payable and accrued expenses            11,305            375
    Income taxes payable                              2,622         (1,448)
    Accrued interest                                 (2,875)        (2,285)
    Other assets and liabilities, net                  (225)          (329)

Net cash provided by(used in) operating activities   12,481         (2,847)

Cash flows from investing activities:

  Receipts on(issuance of) notes receivable              24            (49)
  Proceeds from sale of assets                          138            380
  Proceeds from sale of manufacturing
    assets                                               --          3,119
  Purchase of business, net of cash
    acquired                                             --        (25,507)
  Capital expenditures                               (2,126)        (1,243)

Net cash used in investing activities                (1,964)       (23,300)

Cash flows from financing activities:

Proceeds from borrowings under
  credit facilities                                 430,750        407,522
Payments on borrowings under
  credit facilities                                (438,562)      (382,876)
Payment of acquisition and
  financing fees                                       (102)          (592)
Other long term debt                                   (143)          (166)
Payment of dividend                                    (301)            --
Contribution to capital                                   1             --

Net cash provided by(used in) financing activities   (8,357)        23,888

Net increase(decrease) in cash and
  cash equivalents                                    2,160         (2,259)

Cash and cash equivalents,
  beginning of period                                 3,637          5,772

Cash and cash equivalents,
  end of period                               $       5,797      $   3,513

See notes to consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements for the Periods Ended March 31, 1996 and 1995 (Unaudited)
(Dollars in thousands, except as otherwise noted)

1.    FINANCIAL PERIODS

   The fiscal quarter ends on the Sunday nearest March 31. The periods ending March 31, 1996 and 1995 ended on March 31, 1996 and April 2, 1995, respectively.

2.    BASIS OF PRESENTATION

   The unaudited condensed consolidated interim financial statements include the accounts of General Medical Corporation (the "Company") for the three month periods ended March 31, 1996 and 1995.

   In the opinion of management, the unaudited condensed consolidated interim financial statements of the Company have been prepared on the basis of generally accepted accounting principles and contain all normal and recurring accruals necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, including notes thereto, of the Company for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.    CONSOLIDATION CHARGES

   During 1995, the Company entered into an aggressive plan to redeploy its distribution resources in order to better service its customers and facilitate the integration of the acquired companies. The consolidation plan includes charges for employee termination and relocation, facility shutdown costs and losses expected from the sale and abandonment of property. The Company recorded a one time charge of $8.6 million in September 1995 consisting of severance ($3.7 million), net facility lease cancellation costs ($4.5 million) and a loss from a plan to dispose of long-lived assets ($0.4 million) related to facility shutdowns reasonably expected to occur within one year. For the three months ended March 31, 1996, total plan charges amounted to $0.4 million. The remaining estimated charges of approximately $4.4 million will be recorded as incurred to reflect the cost of the physical relocation of inventory and employees related to this plan.


4.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1996            1995
      Cash Paid for Interest and Income Taxes:

        Interest                                  $ 10,127       $   9,102

        Income Taxes                              $     82       $   2,328

      Details of Business Acquired:
        Fair value of assets acquired                            $  34,716
        Cash paid at acquisition, net of
              cash acquired                                        (25,507)
        Liabilities assumed                                      $   9,209

      Interest accretion:

        Subordinated Pay-In-Kind Debentures       $  3,805       $   3,383

      Capital contribution                                       $   5,000

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995

   Revenues increased $61.8 million (17.3%) to $418.9 million for 1996 as compared to $357.1 million for 1995. On a per day basis, revenues increased $0.9 million per day to $6.5 million per day for 1996 as compared to $5.6 million per day for 1995. Gross profit increased by $7.7 million (11.3%) to $76.4 million for 1996 as compared to $68.7 million for 1995.

   The increase in sales and gross profit is primarily the result of internally generated sales and gross profit increases in all markets as a result of deepening penetration in existing accounts, the addition of new customers and the introduction of products new to the distribution supply chain.

   As a percentage of sales, gross profit decreased to 18.3% in 1996 as compared to 19.3% in 1995. This is primarily a result of strong growth in sales to the lower margin acute care business which grew 23.2% over first quarter 1995 while the gross profit percentage declined 0.4% in comparison with the alternate care markets which grew at 8.1% with a consistent gross profit margin. Overall the decline in the acute care gross profit rate contributed 0.3% to the decline, the shift in acute care sales concentration contributed 0.4% to the gross profit reduction and an increase in various miscellaneous costs of sales contributed 0.3%. The Company has taken steps in the first quarter to counteract the decline in the acute care gross profit percentage by increasing pricing levels where necessary. Customer reaction to this has been positive overall.

   Selling, general and administrative expenses increased $7.5 million (13.5%) to $63.5 million for 1996 as compared to $56.0 million for 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 15.2% as compared to 15.7%. This percentage decrease relates to the consolidation plan's reduction in staffing and distribution facilities as well as the Company's sales growth in the acute care market where the cost to deliver product is generally lower as a percentage of sales.

   Amortization of intangibles decreased $1.0 million in 1996 as compared to 1995. A $1.2 million decrease was due to several short lived intangibles reaching full amortization in addition to the write-off of certain trademarks associated with the manufacturing business that was sold in 1995. This was partially offset by a $0.2 million increase due to the amortization of additional intangibles associated with the acquisitions completed in 1995.

   Interest expense increased $0.7 million in 1996 as compared to 1995. This increase is the result of an increase in borrowings during the quarter to support the initial sales growth.

Liquidity and Capital Resources

   At March 31, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) was $373.4 million, including approximately $200.0 million of secured debt.

   The Company's primary source of liquidity is cash flow generated from operations and funds available to it under the Credit Agreement. For the three months ended March 31, 1996, continuing operating activities provided net cash of $12.5 million as compared to using $2.8 million for the three months ended March 31, 1995. This increase in cash provided by operations resulted from improved collections of accounts receivable and an increase in sales. In addition, trade payables increased which is partially offset by an increase in inventories. As of May 1, 1996, the Company had borrowings of approximately $198.9 million outstanding under the Credit Agreement and had unused availability under the Credit Agreement of approximately $33.6 million. Future availability under the Credit Agreement will be determined by prevailing levels of the Company's eligible accounts receivable and inventory. The Credit Agreement terminates in August 1998 and, accordingly, the Company expects that it will be necessary to refinance, or obtain an extension to the Credit Agreement at that time.

   The Company's most significant use of working capital is for accounts receivable and inventories, which represented 47% and 40% of total tangible assets at March 31, 1996, respectively. Due to the magnitude of its accounts receivable and inventories, the Company's management places significant emphasis on managing trade receivables including the related credit and collection processes and inventory levels and turnover.

   Days sales of accounts receivable outstanding and days sales of inventory, for the continuing operations only, were as follows:

March 31                Trade Receivable Days  Inventory Days
1996                             43.6               43.5
1995                             43.3               42.8

   The increase in inventory days is due to a push to increase service to our customers and meet the diverse product needs of new customers. It is anticipated that in the long term this increase will be reversed as new customer demand matures.

   The foregoing table does not reflect inventory purchases by the Company in contemplation of price increases or otherwise to take advantage of available price discounts. Typically, these purchases involve comparable increases in accounts payable.

   The Company continually monitors conditions that may affect the carrying value of its tangible and intangible long lived assets, including goodwill. When conditions indicate potential impairment of such assets, the Company reevaluates projected future earnings associated with these assets. When it is determined that projected earnings are less than the carrying amount of the asset, the impaired asset is written down to net realizable value. The Company is in the process of implementing strategies to increase profitability at certain of its acquired distribution centers which are currently performing below expectations. The results of the actions will continue to be closely monitored to determine if the related goodwill might be impaired.

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

        None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GENERAL MEDICAL CORPORATION


                                             By /s/ Donald B. Garber
                                             Donald B. Garber
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                                 accounting officer)

Date: May 13, 1996

Exhibit Index

Exhibit #      Description

   27          Financial Data Schedule