Form 10-Q
period 1996-06-30
GENERAL MEDICAL CORP /VA
filed 1996-08-14
CIK 880123

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

   Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of August 14, 1996, 1,000 shares of the registrant's Common Stock were outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

                                                June 30,         December 31,
                                                  1996               1995
ASSETS
Current assets:
  Cash and cash equivalents                   $   5,275          $   3,637
  Trade accounts receivable, net
    of reserves of $5,917 and $5,089,
    respectively                                197,729            202,528
  Inventories - merchandise                     170,944            163,558
  Prepaid expenses                                1,631              1,453

     Total current assets                       375,579            371,176

Property, plant and equipment                    44,590             41,152
  Accumulated depreciation                      (14,077)           (12,136)

Net property, plant and equipment                30,513             29,016
Excess of purchase price over net
  assets acquired, net                          252,044            255,407
Other assets                                     18,619             20,201

     TOTAL ASSETS                             $ 676,755          $ 675,800

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                            $ 163,698          $ 149,439
  Accrued liabilities                            21,699             26,169
  Accrued compensation                           11,789              8,435
  Accrued consolidation costs                     6,465              7,839
  Current maturities of long-term debt              772                905

     Total current liabilities                  204,423            192,787

Senior credit agreement                         193,089            207,812
Senior subordinated notes                       105,000            105,000
Subordinated pay-in-kind debentures              66,744             62,939
Deferred taxes                                      692                596
Other long-term liabilities                         683              1,022

Commitments and contingencies

Stockholder's equity:
  Preferred stock, no par value-authorized
    100,000 shares; none issued                      --                 --
  Common stock, $1 par value-authorized
    30,000,000 shares; 1,000 shares issued            1                  1
Additional paid-in capital                      149,107            149,076
Predecessor basis in accounting                 (20,814)           (20,814)
Retained deficit                                (22,170)           (22,619)

     Total stockholder's equity                 106,124            105,644
     TOTAL LIABILITIES AND STOCKHOLDER'S
       EQUITY                                 $ 676,755          $ 675,800

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Operations
Six Months ended June 30,
(Unaudited)
(In thousands)

                                                  1996               1995
Revenues:
  Sales                                       $ 842,131          $ 720,942
  Other income                                      847                550

                                                842,978            721,492

Cost of sales                                   689,501            585,786

Selling, general and
  administrative expenses                       125,684            113,857
Consolidation costs                               1,080                932
Amortization of excess of purchase price
  over net assets acquired and other
  intangibles                                     3,792              5,047
Interest expense                                 19,735             18,415

Income(loss) before income taxes                  3,186             (2,545)

Income tax provision                              2,435                953

Net income(loss)                              $     751          $  (3,498)

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Operations
Three Months ended June 30,
(Unaudited)
(In thousands)

                                                  1996               1995
Revenues:
  Sales                                       $ 423,908          $ 364,164
  Other income                                      168                257

                                                424,076            364,421

Cost of sales                                   347,084            297,451

Selling, general and
  administrative expenses                        62,187             57,896
Consolidation costs                                 679                 62
Amortization of excess of purchase price
  over net assets acquired and other
  intangibles                                     1,891              2,128
Interest expense                                  9,750              9,126

Income(loss) before income taxes                  2,485             (2,242)

Income tax provision                              1,506                 97

Net income(loss)                              $     979          $  (2,339)

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Six Months ended June 30,
(Unaudited)
(In thousands)

                                                  1996               1995
Cash flows from operating activities:

Net income (loss) from continuing operations       $    751      $  (3,498)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                       2,398          2,057
  Amortization of deferred interest                   1,552          1,445
  Amortization of deferred debenture interest         3,989          3,547
  Amortization of excess of purchase
    price over net assets acquired
    and other intangibles                             3,792          5,047
  Deferred income taxes                                  96         (1,015)
  Loss on sale of assets                                 20             43
  Changes in assets and liabilities:
    Accounts receivable                               4,838         (3,496)
    Inventories                                      (7,573)       (13,085)
    Accounts payable and accrued expenses             9,941         12,924
    Income taxes payable                              3,291         (2,436)
    Accrued interest                                   (968)        (1,577)
    Other assets and liabilities, net                (1,006)           226

Net cash provided by operating activities            21,121            182

Cash flows from investing activities:

  Issuance of notes receivable                          (17)           (25)
  Proceeds from sale of assets                          434            443
  Proceeds from sale of manufacturing
    assets                                               --          3,071
  Purchase of business, net of cash
    acquired                                             --        (26,132)
  Capital expenditures                               (4,130)        (2,378)

Net cash used in investing activities                (3,713)       (25,021)

Cash flows from financing activities:

Proceeds from borrowings under
  credit facilities                                 872,500        792,772
Payments on borrowings under
  credit facilities                                (887,223)      (768,635)
Payment of acquisition and
  financing fees                                       (453)        (1,150)
Other long term debt                                   (324)          (517)
Payment of dividend                                    (301)        (1,816)
Contribution to capital                                  31             90

Net cash provided by(used in) financing activities  (15,770)        20,744

Net increase(decrease) in cash and
  cash equivalents                                    1,638         (4,095)


Cash and cash equivalents,
  beginning of period                                 3,637          5,772

Cash and cash equivalents,
  end of period                               $       5,275      $   1,677

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements for the Periods Ended June 30, 1996 and 1995 (Unaudited)
(Dollars in thousands, except as otherwise noted)

1.    FINANCIAL PERIODS

   The fiscal quarter ends on the Sunday nearest June 30. The periods ending June 30, 1996 and 1995 ended on June 30, 1996 and July 2, 1995, respectively.

2.    BASIS OF PRESENTATION

   The unaudited condensed consolidated interim financial statements include the accounts of General Medical Corporation (the "Company") for the six and three month periods ended June 30, 1996 and 1995.

   In the opinion of management, the unaudited condensed consolidated interim financial statements of the Company have been prepared on the basis of generally accepted accounting principles and contain all normal and recurring accruals necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the six and three months ended June 30, 1996 and 1995, and cash flows for the six month periods ended June 30, 1996 and 1995.

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

3.    CONSOLIDATION CHARGES

   During 1995, the Company entered into an aggressive plan to redeploy its distribution resources in order to better service its customers and facilitate the integration of the acquired companies. The consolidation plan includes charges for employee termination and relocation, facility shutdown costs and losses expected from the sale and abandonment of property. The Company recorded a one time charge of $8.6 million in September 1995 consisting of severance ($3.7 million), net facility lease cancellation costs ($4.5 million) and a loss from a plan to dispose of long-lived assets ($0.4 million) related to facility shutdowns reasonably expected to occur within one year. The remaining estimated charges of approximately $3.7 million will be recorded as incurred to reflect the cost of the physical relocation of inventory and employees related to this plan. For the six and three months ended June 30, 1996, total plan charges amounted to $1.1 million and $0.7 million, respectively.




4.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1996            1995
      Cash Paid for Interest and Income Taxes:

        Interest                                  $ 15,170       $  15,021

        Income Taxes                              $  1,066       $   4,405

      Details of Business Acquired:
        Fair value of assets acquired                            $  35,781
        Cash paid at acquisition, net of
              cash acquired                                        (26,132)
        Liabilities assumed                                      $   9,649

      Interest accretion:

        Subordinated Pay-In-Kind Debentures       $  3,805       $   3,383

      Capital contribution                                       $   5,000

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to Six Months Ended
June 30, 1995

   Revenues increased $121.5 million (16.8%) to $843.0 million for 1996 as compared to $721.5 million for 1995. On a per day basis, revenues increased $1.0 million per day to $6.6 million per day for 1996 as compared to $5.6 million per day for 1995. Gross profit increased by $17.8 million (13.1%) to $153.5 million for 1996 as compared to $135.7 million for 1995.

   The increase in sales and gross profit is primarily the result of internally generated sales and gross profit increases in all markets as a result of deepening penetration in existing accounts, the addition of new customers and the introduction of products new to the distribution supply chain.

   As a percentage of sales, gross profit decreased to 18.1% in 1996 as compared to 18.8% in 1995. This is primarily a result of strong growth in sales to the lower margin acute care business which grew 23.3% over first and second quarter 1995 while the gross profit percentage declined 1.1%. In comparison, the alternate care markets grew 8.1% with the gross profit margin increasing 1.4%. During the first quarter of 1996, the Company started to take steps to counteract the decline in the acute care gross profit percentage by increasing pricing levels where necessary and adjusting pricing to reflect services provided. The Company is continuing to evaluate opportunities for gross profit percentage growth, however, it is expected that strong growth in the lower margin acute care market will continue to outpace the other markets for the remainder of 1996. This may keep pressure on the Company's overall gross margin, however costs to deliver to this market are significantly lower than primary and extended care, therefore the impact should not negatively affect profitability.

   Selling, general and administrative expenses increased $11.8 million (10.4%) to $125.7 million for 1996 as compared to $113.9 million for 1995. However, as a percentage of revenues, selling, general and administrative expenses decreased to 14.9% for 1996 as compared to 15.8% for 1995. This percentage decrease is attributable to the consolidation plan's reduction in staffing and distribution facilities as well as the Company's sales growth in the acute care market where the cost to deliver product is generally lower as a percentage of sales.

   Amortization of intangibles decreased $1.3 million in 1996 as compared to 1995. A $1.6 million decrease was due to several short lived intangibles reaching full amortization in addition to the write-off of certain trademarks associated with the manufacturing business that was sold in 1995. This was partially offset by a $0.3 million increase due to the amortization of additional intangibles associated with the acquisitions completed in 1995.

   Interest expense increased $1.3 million in 1996 as compared to 1995. This increase is the result of an increase in average borrowings during 1996 to support the Company's sales growth.

   The effective tax rate changed from an expense of 37.4% to an expense of 76.4%. This change is primarily the result of income in 1996 compared to a loss in 1995, and the effect of nondeductible goodwill amortization as a percentage of income.


Three Months Ended June 30, 1996 Compared to Three Months Ended
June 30, 1995

   Revenues increased $59.7 million (16.4%) to $424.1 million for the three months ended June 30, 1996 as compared to $364.4 million for the three months ended June 30, 1995. On a per day basis, revenues increased $0.9 million per day to $6.6 million per day for 1996 as compared to $5.7 million per day for 1995. Gross profit increased by $10.0 million (15.0%) to $77.0 million for the three months ended June 30, 1996 as compared to $67.0 million for the three months ended June 30, 1995.

   The increase in sales and gross profit is primarily the result of internally generated sales and gross profit increases in all markets as a result of deepening penetration in existing accounts, the addition of new customers and the introduction of products new to the distribution supply chain.

   As a percentage of sales, gross profit decreased to 18.1% in 1996 as compared to 18.3% in 1995. This is primarily a result of strong growth in sales to the lower margin acute care business which grew 23.5% over second quarter 1995 while the gross profit percentage declined 0.5%. In comparison, the alternate care markets grew 6.9% with gross profit margin increasing 1.6%. During the first quarter of 1996, the Company started to take steps to counteract the decline in the acute care gross profit percentage by increasing pricing levels where necessary and adjusting pricing to reflect services provided. The Company is continuing to evaluate opportunities for gross profit percentage growth, however, it is expected that strong growth in the lower margin acute care market will continue to outpace the other markets for the remainder of 1996. This may keep pressure on the Company's overall gross margin, however costs to deliver to this market are significantly lower than primary and extended care, therefore the impact should not negatively affect profitability.

   Selling, general and administrative expenses increased $4.3 million (7.4%) to $62.2 million for the three months ended June 30, 1996 as compared to $57.9 million for the three months ended June 30, 1995. However, as a percentage of revenues, selling, general and administrative expenses decreased to 14.7% for 1996 as compared to 15.9% for 1995. This percentage decrease is attributable to the consolidation plan's reduction in staffing and distribution facilities as well as the Company's sales growth in the acute care market where the cost to deliver product is generally lower as a percentage of sales.

   Amortization of intangibles decreased $0.2 million in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. A $0.3 million decrease was due to several short lived intangibles reaching full amortization in addition to the write-off of certain trademarks associated with the manufacturing business that was sold in 1995. This was partially offset by a $0.1 million increase due to the amortization of additional intangibles associated with the acquisitions completed in 1995.

   Interest expense increased $0.6 million in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase is the result of an increase in average borrowings during the quarter to support the Company's sales growth.

   The effective tax rate changed from an expense of 4.3% to an expense of 60.6%. This change is primarily the result of income in 1996 compared to a loss in 1995, and the effect of nondeductible goodwill amortization as a percentage of income.


Liquidity and Capital Resources

   At June 30, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) was $366.1 million, including approximately $193.1 million of secured debt.

   The Company's primary source of liquidity is cash flow generated from operations and funds available to it under the Credit Agreement. For the six months ended June 30, 1996, continuing operating activities provided net cash of $21.1 million as compared to $0.2 million for the six months ended June 30, 1995. This increase is mainly the result of (i) improved profitability, (ii) more rapid turnaround in accounts receivable coupled with increased sales and
(iii) improved management of accounts payable in relation to inventory. The increase in cash provided by operations has funded capital expenditures related to the consolidation of the Company's distribution resources made during 1996 and reduced debt outstanding under the senior credit agreement. Capital expenditures of approximately $8.9 million are expected to continue until the consolidation plan is completed. As of August 13, 1996, the Company had borrowings of approximately $187.7 million outstanding under the Credit Agreement and had unused availability under the Credit Agreement of approximately $45.1 million. Future availability under the Credit Agreement will be determined by prevailing levels of the Company's eligible accounts receivable and inventory. The Credit Agreement terminates in August 1998 and, accordingly, the Company expects that it will be necessary to refinance, or obtain an extension to the Credit Agreement at that time.

   The Company's most significant use of working capital is for accounts receivable and inventories, which represented 47% and 41% of total tangible assets at June 30, 1996, respectively. Due to the magnitude of its accounts receivable and inventories, the Company's management places significant emphasis on managing trade receivables including the related credit and collection processes and inventory levels and turnover.

   Days sales of accounts receivable outstanding and days sales of inventory, for the continuing operations only, were as follows:

June 30                     Receivable Days   Inventory Days
1996                             42.1               45.0
1995                             42.8               43.5

   The increase in inventory days is due to an initiative to increase service to our customers and meet the diverse product needs of new customers. It is anticipated that in the long term this increase will be reversed as new customer demand matures and the consolidation of distribution centers is completed.

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

                                             GENERAL MEDICAL CORPORATION


                                             By /s/ Donald B. Garber
                                             Donald B. Garber
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                                 accounting officer)

Date: August 14, 1996

Exhibit Index

Exhibit #      Description

   27          Financial Data Schedule