Form 10-Q
period 1996-09-30
GENERAL MEDICAL CORP /VA
filed 1996-11-13
CIK 880123

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

   Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of November 13, 1996, 1,000 shares of the registrant's Common Stock were outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

                                             September 30,       December 31,
                                                  1996               1995
ASSETS
Current assets:
  Cash and cash equivalents                   $   5,243          $   3,637
  Trade accounts receivable, net
    of reserves of $6,279 and $5,089,
    respectively                                212,900            202,528
  Inventories - merchandise                     159,619            163,558
  Prepaid expenses                                1,812              1,453

     Total current assets                       379,574            371,176

Property, plant and equipment                    48,567             41,152
  Accumulated depreciation                      (15,192)           (12,136)

Net property, plant and equipment                33,375             29,016
Excess of purchase price over net
  assets acquired, net                          249,607            255,407
Other assets                                     17,543             20,201

     TOTAL ASSETS                             $ 680,099          $ 675,800

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                            $ 172,233          $ 149,439
  Accrued liabilities                            18,926             26,169
  Accrued compensation                            9,017              8,435
  Accrued consolidation costs                     6,099              7,839
  Current maturities of long-term debt              722                905

     Total current liabilities                  206,997            192,787

Senior credit agreement                         187,661            207,812
Senior subordinated notes                       105,000            105,000
Subordinated pay-in-kind debentures              70,779             62,939
Deferred taxes                                      740                596
Other long-term liabilities                         611              1,022

Commitments and contingencies

Stockholder's equity:
  Preferred stock, no par value-authorized
    100,000 shares; none issued                      --                 --
  Common stock, $1 par value-authorized
    30,000,000 shares; 1,000 shares issued            1                  1
Additional paid-in capital                      149,107            149,076
Predecessor basis in accounting                 (20,814)           (20,814)
Retained deficit                                (19,983)           (22,619)

     Total stockholder's equity                 108,311            105,644
     TOTAL LIABILITIES AND STOCKHOLDER'S
       EQUITY                                 $ 680,099          $ 675,800

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Operations
Nine Months ended September 30,
(Unaudited)
(In thousands)

                                                  1996               1995
Revenues:
  Sales                                     $ 1,270,512        $ 1,098,502
  Other income                                      916                940

                                              1,271,428          1,099,442

Cost of sales                                 1,036,701            895,775

Selling, general and
  administrative expenses                       189,704            174,290
Consolidation costs                               2,031              9,561
Amortization of excess of purchase price
  over net assets acquired and other
  intangibles                                     5,673              7,235
Interest expense                                 29,466             27,936

Income(loss) before income taxes                  7,853            (15,355)

Income tax provision(benefit)                     4,915             (3,238)

Net income(loss)                            $     2,938        $   (12,117)

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Operations
Three Months ended September 30,
(Unaudited)
(In thousands)

                                                  1996               1995
Revenues:
  Sales                                       $ 428,381          $ 377,560
  Other income(expense)                              69                390

                                                428,450            377,950

Cost of sales                                   347,200            309,989

Selling, general and
  administrative expenses                        64,020             60,433
Consolidation costs                                 951              8,629
Amortization of excess of purchase price
  over net assets acquired and other
  intangibles                                     1,881              2,188
Interest expense                                  9,731              9,521

Income(loss) before income taxes                  4,667            (12,810)

Income tax provision(benefit)                     2,480             (4,191)

Net income(loss)                              $   2,187          $  (8,619)

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Nine Months ended September 30,
(Unaudited)
(In thousands)

                                                  1996               1995
Cash flows from operating activities:

Net income(loss) from continuing operations        $  2,938      $ (12,117)
Adjustments to reconcile net income(loss) to
  net cash provided by operating activities:
  Depreciation and amortization                       3,663          3,164
  Amortization of deferred interest                   2,328          2,169
  Amortization of deferred debenture interest         6,073          5,400
  Amortization of excess of purchase
    price over net assets acquired
    and other intangibles                             5,673          7,235
  Deferred income taxes                                 144         (4,716)
  Loss(gain) on sale of assets                         (138)            59
  Loss on sale of idle facility                         207             --
  Changes in assets and liabilities:
    Accounts receivable                             (11,156)       (17,740)
    Inventories                                       3,678        (14,422)
    Accounts payable and accrued expenses            17,228         14,829
    Income taxes payable                              4,827         (3,618)
    Accrued interest                                 (5,453)        (4,597)
    Other assets and liabilities, net                (1,787)            95

Net cash provided by(used in) operating activities   28,225        (24,259)

Cash flows from investing activities:

  Receipts(issuance) of notes receivable                (17)             3
  Proceeds from sale of assets                          718            852
  Proceeds from sale of manufacturing
    assets                                               --          3,071
  Proceeds from sale of idle facilities                 382             --
  Purchase of business, net of cash
    acquired                                             --        (27,339)
  Settlement on purchase price of acquired
    business                                          2,055             --
  Capital expenditures                               (8,302)        (5,853)

Net cash used in investing activities                (5,164)       (29,266)

Cash flows from financing activities:

Proceeds from borrowings under
  credit facilities                               1,310,400      1,207,522
Payments on borrowings under
  credit facilities                              (1,330,551)    (1,153,370)
Payment of acquisition and
  financing fees                                       (636)        (1,765)
Other long term debt                                   (398)          (640)
Payment of dividend                                    (301)        (1,816)
Contribution to capital                                  31             90

Net cash provided by(used in) financing activities  (21,455)        50,021

Net increase(decrease) in cash and
  cash equivalents                                    1,606         (3,504)


Cash and cash equivalents,
  beginning of period                                 3,637          5,772

Cash and cash equivalents,
  end of period                               $       5,243      $   2,268

See notes to condensed consolidated financial statements.

GENERAL MEDICAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements for the Periods Ended September 30, 1996 and 1995 (Unaudited)
(Dollars in thousands, except as otherwise noted)

1.    FINANCIAL PERIODS

   The fiscal quarter ends on the Sunday nearest September 30. The periods ending September 30, 1996 and 1995 ended on September 29, 1996 and October 1, 1995, respectively.

2.    BASIS OF PRESENTATION

   The unaudited condensed consolidated interim financial statements include the accounts of General Medical Corporation (the "Company") for the nine and three month periods ended September 30, 1996 and 1995.

   In the opinion of management, the unaudited condensed consolidated interim financial statements of the Company have been prepared on the basis of generally accepted accounting principles and contain all normal and recurring accruals necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the nine and three months ended September 30, 1996 and 1995, and cash flows for the nine month periods ended September 30, 1996 and 1995.

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

3.    CONSOLIDATION CHARGES

   During 1995, the Company entered into an aggressive plan to realign its distribution network in order to better service its customers and facilitate the integration of the acquired companies. The realignment plan includes charges for employee termination and relocation, facility shutdown costs and losses expected from the sale and abandonment of property. The Company recorded a one time charge of $8.6 million in September 1995 consisting of severance ($3.7 million), net facility lease cancellation costs ($4.5 million) and a loss from a plan to dispose of long-lived assets ($0.4 million) related to facility shutdowns reasonably expected to occur within one year. However, the completion of this plan has been delayed primarily due to the inability of the Company to secure satisfactory warehouse space for the relocating facilities. Management now expects that the plan will be substantially complete by December of 1997. The remaining estimated charges of approximately $2.8 million will be recorded as incurred to reflect the cost of the physical relocation of inventory and employees related to this plan. For the nine and three months ended September 30, 1996, total plan charges amounted to $2.0 million and $0.9 million, respectively.


4.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                     1996            1995
      Cash Paid for Interest and Income Taxes:

        Interest                                  $ 26,526       $  24,912

        Income Taxes                              $  1,960       $   5,097

      Details of Business Acquired:
        Fair value of assets acquired                            $  37,298
        Cash paid at acquisition, net of
              cash acquired                                        (27,339)
        Liabilities assumed                                      $   9,959

      Interest accretion:

        Subordinated Pay-In-Kind Debentures       $  7,840       $   6,973

      Capital contribution                                       $   5,090

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

   Revenues increased $172.0 million, or 15.6%, to $1,271.4 million for 1996 as compared to $1,099.4 million for 1995. On a per day basis, revenues increased $0.9 million per day to $6.7 million per day for 1996 as compared to $5.8 million per day for 1995. Gross profit increased by $31.0 million, or 15.3%, to $234.7 million for 1996 as compared to $203.7 million for 1995.

   The increase in revenues and gross profit was primarily the result of internally generated sales and gross profit increases in all markets as a result of increased sales to existing accounts, the addition of new customers and the introduction of products new to the distribution supply chain. During this period the Company's acute care sales increased 22.8%; approximately one-third of this increase was derived from a new customer contract. Sales in the alternate-site market (which includes physicians and extended care providers) increased 6.1%. Sales in the alternate-site market were impaired by the Company's decision to focus on profitability while completing the integration of its acquisitions.

   As a percentage of revenues, gross profit remained at 18.5% in 1996.
During 1996, the Company took several steps that improved gross profit margin in each of the individual markets which were offset by a shift in the mix of sales by market. First, the Company renegotiated a number of group contracts to better reflect the costs associated with the products and services provided. Second, the Company realized the full effect of the reorganization of its management structure which established dedicated account managers and sales management for each of the Company's markets and allowed the sales force to concentrate on creating value-added sales. Third, the Company has developed better margin management tools which allow account managers to identify opportunities to both maximize value for the customer and profit for the Company. The Company continually evaluates opportunities for gross profit percentage growth.

   Selling, general and administrative expenses increased $15.4 million, or 8.8%, to $189.7 million for 1996 as compared to $174.3 million for 1995. However, as a percentage of revenues, selling, general and administrative expenses decreased to 14.9% for 1996 as compared to 15.9% for 1995. This percentage decrease is attributable to the elimination of duplicative positions, the reorganization of the Company's management structure, the realignment of the Company's distribution network and sales growth in the acute care market, where the cost to deliver product is generally lower as a percentage of sales.

   Amortization of intangibles decreased $1.6 million in 1996 as compared to 1995. There was a $1.9 million decrease due to several short lived intangibles reaching full amortization and the write-off of certain trademarks associated with the manufacturing business that was sold in 1995. This decrease was partially offset by a $0.3 million increase due to the amortization of additional intangibles associated with the acquisitions completed in 1995.

   Interest expense increased $1.5 million in 1996 as compared to 1995. This increase is the result of an increase in average borrowings during 1996 to support the Company's sales growth.

   The effective tax rate changed from a benefit of 21.1% to an expense of 62.6%. This change was primarily the result of income in 1996 compared to a loss in 1995, and the effect of nondeductible goodwill amortization as a percentage of income.


Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

   Revenues increased $50.5 million, or 13.4%, to $428.5 million for the three months ended September 30, 1996 as compared to $378.0 million for the three months ended September 30, 1995. On a per day basis, revenues increased $0.8 million per day to $6.8 million per day for 1996 as compared to $6.0 million per day for 1995. Gross profit increased by $13.3 million, or 19.6%, to $81.3 million for the three months ended September 30, 1996 as compared to $68.0 million for the three months ended September 30, 1995.

   The increase in revenues and gross profit was primarily the result of internally generated sales and gross profit increases in all markets as a result of increased sales to existing accounts, the addition of new customers and the introduction of products new to the distribution supply chain. During this period the Company's acute care sales increased 21.0%; approximately one-third of this increase was derived from a new customer contract. Sales in the alternate-site market (which includes physicians and extended care providers) increased 4.0%. Sales in the alternate-site market were impaired by the Company's decision to focus on profitability while completing the integration of its acquisitions.

   As a percentage of revenues, gross profit increased to 19.0% in 1996 as compared to 18.0% in 1995. This increase is the result of several factors. First, the Company renegotiated a number of group contracts to better reflect the costs associated with the products and services provided. Second, the Company realized the full effect of the reorganization of its management structure which established dedicated account managers and sales management for each of the Company's markets and allowed the sales force to concentrate on creating value-added sales. Third, the Company has developed better margin management tools which allow account managers to identify opportunities to both maximize value for the customer and profit for the Company. The Company continually evaluates opportunities for gross profit percentage growth.

   Selling, general and administrative expenses increased $3.6 million, or 5.9%, to $64.0 million for the three months ended September 30, 1996 as compared to $60.4 million for the three months ended September 30, 1995. However, as a percentage of revenues, selling, general and administrative expenses decreased to 14.9% for 1996 as compared to 16.0% for 1995. This percentage decrease is attributable to the elimination of duplicative positions, the reorganization of the Company's management structure, the realignment of the Company's distribution network and sales growth in the acute care market, where the cost to deliver product is generally lower as a percentage of sales.

   Amortization of intangibles decreased $0.3 million in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease was due to several short lived intangibles reaching full amortization and the write-off of certain trademarks associated with the manufacturing business that was sold in 1995.

   Interest expense increased $0.2 million in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase is the result of an increase in average borrowings during the quarter to support the Company's sales growth.

   The effective tax rate changed from a benefit of 32.7% to an expense of 53.1%. This change was primarily the result of income in 1996 compared to a loss in 1995, and the effect of nondeductible goodwill amortization as a percentage of income.


Liquidity and Capital Resources

   The Company's primary cash needs consist of the funding of working capital, interest expense, capital expenditures and acquisitions, if any.

   At September 30, 1996, the outstanding amount of the Company's indebtedness (other than trade payables) was $ 364.6 million, including approximately $187.7 million of secured debt.

   The Company's primary sources of liquidity are cash flow from operations and funds available to it under the Credit Agreement. For the nine months ended September 30, 1996, continuing operating activities provided net cash of $28.2 million as compared to net cash used in operating activities of $24.3 million for the nine months ended September 30, 1995. This increase is mainly the result of (i) improved operating profitability, (ii) a reduction in inventory levels as a result of the Company's realignment of its distribution network, (iii) improved management of accounts payable in relation to inventory and (iv) more rapid turnover of accounts receivable. In addition, the Company realized $2.1 million from the final accounting related to the purchase of Foster and generated $1.1 million from the sale of fixed assets. As of October 30, 1996, the Company had borrowings of approximately $170.0 million outstanding under the Credit Agreement and had unused availability under the Credit Agreement of approximately $63.0 million.


   The Company expended $8.3 million on capital items during the nine month period ended September 30, 1996. The majority of these expenditures ($7.6 million) was used to purchase warehouse equipment and racking attributed to the modernization of the Company's warehouse operations in connection with the realignment of the Company's distribution network. It is anticipated that an additional $6.0 million will be spent during the remainder of 1996 and 1997 related to this plan. The remaining capital expenditures of $0.7 million relate to small office equipment, replacement warehouse equipment and to a lesser extent computer hardware and software upgrades. The Company has embarked on an initiative to upgrade its information system hardware and software. The Company anticipates spending approximately $7.0 to $10.0 million on this initiative over the next 15 months and an additional $3.0 to $5.0 million in 1998 and 1999.

The Company's most significant use of working capital is for accounts receivable and inventories, which represented 50% and 37% of total tangible assets at September 30, 1996, respectively. Due to the magnitude of its accounts receivable and inventories, the Company's management places significant emphasis on managing trade receivables including the related credit and collection processes and inventory levels and turnover.

   Days sales of accounts receivable outstanding and days sales of inventory, for the continuing operations only, were as follows:

September 30               Trade Receivable Days   Inventory Days
1996                                43.8                 42.4
1995                                43.7                 44.5

   The decrease in inventory days is due to improved inventory management related to the realignment of the Company's distribution network. The foregoing table does not reflect inventory purchases by the Company in contemplation of price increases or otherwise to take advantage of available price discounts. Typically, these purchases involve comparable increases in accounts payable.

   The Company expects that funds generated from operations and borrowings under the Credit Agreement will be sufficient to meet its cash needs for the foreseeable future.

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On July 20, 1995, a former shareholder of the Predecessor, purportedly for himself and on behalf of all others similarly situated, commenced a proceeding in New York State Supreme Court against General Medical, Holdings, Kelso and one of its officers, and certain present and former officers and directors of the Company alleging fraud, breach of fiduciary duty, and inducing breach of fiduciary duty in connection with the Original Acquisition. On September 30, 1996, an order was entered granting the defendants' motion to dismiss the proceeding. On November 1, 1996, the plaintiff filed a notice of appeal from such final disposition decision and order. The Company and the other defendants intend vigorously to defend this action. The outcome of this litigation cannot be reasonably estimated.

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

                                             GENERAL MEDICAL CORPORATION


                                             By /s/ Donald B. Garber
                                             Donald B. Garber
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                                 accounting officer)

Date: November 13, 1996

Exhibit Index

Exhibit #      Description

   27          Financial Data Schedule